Form 10QSB
period 2000-03-31
TRANS GLOBAL HOLDINGS INC
filed 2000-05-22
CIK 1095674

SECURITIES & EXCHANGE COMMISSION
                               WASHING, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

/ / TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from. . . to. . .

Commission  File  No.  000-24551
                       ---------

                           TRANS-GLOBAL HOLDINGS, INC
                           --------------------------
                  (Name of Small Business Issuer in its Charter)


            Nevada                                     88-0365119
------------------------------                      ---------------
State or other jurisdiction of                      I.R.S. Employer
Incorporation or organization                     Identification No.

1719 S. Mannheim Road, Des Plaines, IL.                60018-2143
--------------------------------------                 ----------
Address of principal executive office                   Zip  Code

Issuer's  telephone  number:  (847)827-5950
                              -------------

--------------------------------------------------------------------------------

                                      None
                                      ----
Former name and address, if changed since last report

Check  whether the issuer has (1) filed all reports required by Section 13 or 15
(d)  of the Exchange Act during the past 12 months, and (2) been subject to such
filing  requirements  for  the  past  ninety  (90)  days.  Yes   X    No
                                                               ------    ------

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable

As of March 31, 2000, the Company had 28,660,109 of its $0.005 par value Common Shares outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one);  Yes     No  X
                                                                      ---    ---

                                      INDEX

                          PART I-FINANCIAL INFORMATION


Item 1    Unaudited  Financial  Statements

          Balance  Sheet  as  of  March  31,  2000

          Statement of Operations for the three-month period ended March 31, 2000 (Unaudited)


          Statement of Stockholders' Equity for the three-month period ended March 31, 2000 (Unaudited)

          Statement of Cash Flow for three-month period ended March 31, 2000 (Unaudited)


          Notes  to  Financial  Statements

Item 2    Management's  Discussion  and  Analysis



                           PART II- OTHER INFORMATION

Item 1    Legal  Proceedings

Item 2    Changes  in  Securities

Item 3    Defaults  upon  Senior  Securities



Item 4    Submission  of  Matters  to  Vote  of  Security  Holders

Item 5    Other  Information

Item 6    Exhibits  and  Reports  on  Form  8-K

     The following unaudited financial statements contain information regarding the results of operation and balance sheet of Trans-Global Holdings, Inc. a Nevada corporation formerly known as Lionshead Entertainment, Inc., for the quarterly period ended and as of March 31, 2000.

                           TRANS-GLOBAL HOLDINGS, INC.
                                  BALANCE SHEET
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS
Current Assets:
    Cash in Bank                                          2,753
              Accounts Receivable                        34,162
    Notes Receivable                                  1,000,000
                                                      ---------

    Total Current Assets                              1,036,915

Amortization (Net)                                          495

Investments:
    Non-Publicly Traded Securities                    1,500,000
                                                      ---------

    TOTAL ASSETS                                      2,537,410


    LIABILITIES AND SHAREHOLDERS' EQUITY

Long Term Liabilities
    Loans Payable Shareholders                           30,350
                                                      ---------

    TOTAL LIABILITIES                                    30,350


Capital Stock
    Common Stock: Authorized Shares 50, 000,000;        119,653
        par value $.005: issued and outstanding
        28,660,109  shares

    Preferred Stock: Authorized 25,000,000.
        Par value $.001, none issued and outstanding

    Contributed Capital                               2,535,000
    Profit accumulated during development stage           1,915
    Retained earnings                                  -149,508
                                                      ---------

    Total Shareholders' Equity                        2,507,060
                                                      ---------

    TOTAL LIABILITIES AND                             2,537,410
    SHAREHOLDERS' EQUITY

See  Notes  to  Financial  Statements



                              TRANS-GLOBAL HOLDINGS, INC
                               STATEMENT OF OPERATIONS
                            (A Development Stage Company)
                                   March 31, 2000
                                    (Unaudited)

                                                         March 31    March 31
                                                           2000        1999
                                                         ----------  ---------
Revenue                                                      34,162    (X)

Expenses
      Professional Services                                     980
      Outside Services                                          500
      Postage                                                    18
      Travel                                                   4011
      Bank Charges                                               10
                                                         ----------

           TOTAL EXPENSES                                      5519
                                                         ----------

           NET PROFIT                                        28,643






(X) There was no activity in the first quarter of 1999

Earnings per share                                       $     0.01

Weighted average number of
shares outstanding                                        9,448,161

See  Notes  to  Financial  Statements

                                 TRANS-GLOBAL HOLDINGS, INC
                             STATEMENT OF STOCKHOLDERS' EQUITY
                               (A  Development Stage Company)


                                             Common  Stock                  Accumulated
                                             -------------                 Profit during   Total
                                           Number              Contributed  Development  Shareholders'
                                           of Shares  Amount     Capital       Stage        Equity
                                          ----------  -------  -----------  -----------  -------------
Prior to January 1, 1999
Issuance of shares at                      9,090,110  119,653                                  119,653
Approximate $o.067

                      January 29, 1999
Issuance of shares                        10,000,000
for service

                      March 4, 1999
Issuance of shares at $.50                    70,000                35,000                      35,000
per share for cash

                      September 23, 1999
Issuance of shares at $0.20                5,000,000             1,000,000                   1,000,000
per share for note

                      December 1, 1999
Issuance of shares at $3.00                  333,332             1,000,000                   1,000,000
per share for stock

                      December 15, 1999
Issuance of shares                         4,000,000
for service

                      December 15, 1999
Issuance of shares at $3.00                  166,667               500,000                     500,000
per share for stock

Net loss period ended                                                          -147,593       -147,593
                      March 31, 2000

Balance March 31, 2000                    28,660,109  119,653    2,535,000     -147,593      2,507,060



See  Notes  to  Financial  Statements

                           TRANS-GLOBAL HOLDINGS, INC
                             STATEMENT OF CASH FLOW
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)


                                                For three
                                               months ended
                                              March 31, 2000
                                              --------------

Operating Activities

Net (loss) income for the period                      28,643

Adjustments to reconcile net
Cash used by operations
  (Increase) decrease in accounts receivable         -34,162
                                              --------------


Net Cash (Used) by Operating Activities               -5,519


Cash at beginning of period                            8,272
                                              --------------

Cash at end of the period                              2,753
                                              ==============

See  Notes  to  Financial  Statements

                           TRANS-GLOBAL HOLDINGS, INC
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

1.  Organization  and  summary  of  significant  accounting  policies

Organization  and  Going  Concern

Trans-Global Holdings, Inc (the "Company"), whose name was changed from Western Union Capital Corporation (WUCC) in 1997, was originally incorporated in April 17, 1996 under the laws of Nevada. It was organized for the purpose of providing a number of different financial services, including the financing of personal property, leasing, and reinsurance. Due to the death of it's founder, the then Board of Directors on May 9, 1997 changed the name of the corporation to Lionshead Entertainment Corporation (LHED) and pursued the development of a Senior Channel, considered to be a highly profitable market segment. The company did not reach its expectations and a new management team was brought in to change the direction of the company. On February 1, 1999 the company name was changed to Trans-Global Holdings, Inc. The company is presently operating as an Investment and Consulting Company.

The company is a developing stage entity and is primarily engaged in Investment and consulting in the construction, data communication and graphics design markets. The initial focus of the Company's efforts is to market those products. The Company has substantial experience in conducting and managing the various products.

The accompanying financial statements, for the three months ended March 31, 200, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the March 31, 2000 financial statements, the Company generated a profit, which offset the loss experienced in year 1999.


BASIS  OF  ACCOUNTING-  The accompanying financial statements are prepared using
----------------------
the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. The basis of accounting conforms to generally accepted accounting principles.

BASIS  OF  PRESENTATION-
------------------------

THREE Months Ended March 31, 2000- The unaudited interim financial statement was prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operation for the three months ended March 31, 2000 are not necessarily indicative of the results of the full year.

ESTIMATES-  The preparation of financial statements in conformity with generally
---------
accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

INCOME  TAXES-  Deferred  income  taxes are reported using the liability method.
-------------
Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS  (LOSS)  PER  SHARE-  earnings  per  share are computed by dividing net
----------------------------
income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. Shares issued or purchased during affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

NOTES RECEIVABLE- notes receivable consists of five Secured Corporate Notes from
----------------
five different corporations, payment is guaranteed by a major brokerage house. The notes are dated, December 8, 1999, maturing on June 8, 2000, with an additional renewal of six months, maturing on December 8, 2000. There is no stated rate of interest. In addition, security for the notes is 5,000,000 shares of Trans-Global Holdings, Inc., which would be returned as final settlement if the notes were not paid inclusive of the renewal period.

INVESTMENTS-
-----------

Non-Publicly Traded Corporation Stock-This investment consists of 400 shares of common stock of Thermal-Systems Worldwide, Inc., (TSWI) a closely held private Illinois corporation and is valued at cost of $1,000,000 which represents a forty per cent (40%) ownership interest. The management of Trans-Global Holdings, Inc., considers the forty per cent (40%) interest as a no controlling passive ownership interest.

Non-Publicly Traded Corporation Stock-This investment consists of 500 shares of common stock of Business Computers, Inc., (BCI) a closely held private Illinois corporation and is valued at cost of $400,000 which represents a fifty per cent (50%) ownership interest. The management of Trans-Global Holdings, Inc., considers the fifty per cent (50%) interest as a no controlling passive ownership interest.

Non-Publicly Traded Corporation Stock- This investment consists of 500 shares of common stock of Picture Perfect (PP) (Bcar LTD), a closely held private Illinois corporation and is valued at cost of $100,000 which represents a fifty per cent (50%) ownership interest. The management of Trans-Global Holdings, Inc., considers the fifty per cent (50%) interest as a no controlling passive ownership interest.


CAPITAL  STOCK
--------------

     Common  Stock-  See  Statement  of  Stockholders'  Equity  Schedule.

     Preferred  Stock-No  preferred  stock  has  been  issued.

INCOME  TAXES
-------------

The Company has cumulative net operating losses of approximately $176,236 at December 31, 1999, which are expected to provide future tax benefits for both Federal and State purposes. A valuation allowance for the entire benefit has not been recognized, as it is not reasonable to estimate when or if the benefit will be realized.


                    ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2000

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the technologies of the Company, tends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from results discussed in the forward-looking statements.

The Company has generated Gross Revenue of $34,162 from operations during the first three months ended March 31; 2000.The Company anticipates generating revenues from sales derived from the investment companies.

The  following  represents  the  companies  and  their  respective  activities:

Trans-Global Holdings owns (40%) of the issued and outstanding common stock of Thermal-Systems Worldwide, Inc. Thermal-Systems Worldwide, Inc., has recently approved the purchase of an 119,500 square feet manufacturing plant in Aurora, Illinois. The building will serve a corporate office and a manufacturing plant that will manufacture component parts to build affordable housing. The plant is designed to produce 4,000 units per week at an average wholesale price of $40,000 per unit at capacity approximately $160,000,000 annually. All the homes built are HUD approved and in the Chicago area there is a need to build affordable housing and there is approximately 3 billion dollars set aside for this type of development.

There is also a plant to be built in Leesburg, Georgia, where the need for housing is as great in Georgia and in Chicago. The plant will be approximately 120,000 square feet and the production capability is will be the same as the Chicago plant.

Thermal-Systems Worldwide, Inc. has signed a contract and received $400,000,000 to build homes in Nigeria. In addition, there are contracts pending to build a total 10,000 homes in Puerto Rico, Dominica, and the Dominican Republic.

Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Business Computers. Business Computers, Inc, anticipates generating gross revenues of 6 to 7 million dollars for the year 2000. Presently the company has booked a $1,000,000 dollar contract with the local school district. In addition, Business Computers, Inc. has secured several contract to deliver hardware and software to several auto dealers, this business can develop into a 10 million dollar business by itself.

Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Picture Perfect (Bcar LTD). Picture Perfect anticipates gross revenues of approximately 2, 000,000 dollars for year 2000. The company designs and produces large format digital printing for banners, posters, trade show graphics, displays, and point of purchases, promotions, window signs and graphic enlargements. Picture Perfect also provides digital printing for flyers, brochures and direct mail. These items can be printed on any of 50 materials, including paper, vinyl, tyvek and even silk

The Company's financial position, operating results and future investment opportunities appears to demonstrate great growth and even greater future profits .To the extent that the Company is successful in its financing activities, the Company intends to devote substantially all of its financial resources towards the continued development and marketing of its technology service to the computer, graphics and construction industries. Capital will also be used for corporate and administrative expenses and general working capital.

FORWARD-LOOKING  STATEMENTS
---------------------------

When included in this Quarterly Report on Form 10-QSB, the words "expects," "intends," "anticipates," "plans," "projects," and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 2 hereof, are inherently subject to a variety of risks and uncertainties the could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART  II  -OTHER  INFORMATION
-----------------------------

ITEM  1     LEGAL  PROCEEDINGS

             The Company knows of no legal proceedings to which it is a party or To which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM  2  CHANGES  IN  SECURITIES

             None

ITEM  3  DEFAULTS  UPON  SENIOR  SECURITIES

             None

ITEM  4  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

             None

ITEM  5  OTHER  INFORMATION

             None

ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

             None




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trans-Global  Holdings,  Inc.

Dated:  May  20,  2000

By  John  F.  La  Monica,  Chief  Executive  Officer


S/S  John  F.  La  Monica