Form 10QSB
period 2000-06-30
TRANS GLOBAL HOLDINGS INC
filed 2000-08-15
CIK 1095674

SECURITIES & EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000

/ / TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission  File  No.  000-24551

                           TRANS-GLOBAL HOLDINGS, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

        Nevada                                         88-0365119
  --------------------------------                     -------------------
  State or other jurisdiction of                       I.R.S. Employer
  Incorporation or organization                        Identification No.


  1719  S.  Mannheim  Road                             60018-2143
---------------------------------------                -------------------
  Address of principal executive office                Zip  Code

  Issuer's telephone  number: (847) 827-5950
                              --------------

                                      None
-----------------------------------------------------------------
              Former name and address, if changed since last report

Check  whether the issuer has (I) filed all reports required by Section 13 or 15
(d)  of the Exchange Act during the past 12 months, and (2) been subject to such
filing  requirements  for  the  past  ninety  (90)  days.  Yes X   No
                                                              ---     ---
Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable

As of June 30, 2000, the Company had 28,660,109 of its $0.005 par value Common Shares outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes     No  X
                                                                     ---    ---

                                      INDEX

                          Part I-FINANCIAL INFORMATION

Item  1.  Unaudited  Financial  Statements

     Balance  Sheet  as  of  June  30,  2000

     Statement of Operations for the six-month period ended June 30, 2000 (Unaudited)

     Statement of Shareholders' Equity for the six-month period ended June 30, 2000 (Unaudited)

     Statement of Cash Flow for six-month period ended June 30, 2000
     (Unaudited)

     Notes  to  Financial  Statements

Item  2.  Management's  Discussion  and  Analysis



                           PART II- OTHER INFORMATION


Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  upon  Senior  Securities

Item  4.     Submission  of  Matters  to  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

     The following unaudited financial statements contain information regarding the results of operation and balance sheet of Trans-Global Holdings, Inc. a Nevada corporation formerly known as Lionshead Entertainment, Inc., for the quarterly period ended as of June 30, 2000.

                           TRANS-GLOBAL HOLDINGS, INC.
                                  BALANCE SHEET
                          (A Development Stage Company)
                                  June 30, 2000

                                     ASSETS

Current Assets:
  Cash in Bank                                        2,459
  Accounts Receivable                                45,020
  Notes Receivable                                1,000,000
                                                  ---------

  Total Current Assets                            1,047,479


Amortization (Net)                                      495

Investments:
  Non-Publicly Traded Securities                  1,500,000
                                                  ---------

  TOTAL ASSETS                                    2,547,974
                                                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts Payable
  Loans Payable Shareholders                          6,816
                                                     30,350
                                                  ---------

  TOTAL LIABILITIES                                  37,166

Capital Stock
  Common Stock: Authorized Shares 50,000,000:       119,653
  par value $0.005: issued and outstanding
  28,660,109 shares

  Preferred Stock: Authorized 25,000,000
  par value &0.001, none issued and outstanding

  Contributed Capital                             2,535,000
  Profit accumulated during development stage         1,915
  Retained earnings                                -145,760

  Total Shareholders' Equity                      2,510,808
                                                  ---------

  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                            2,547,974
                                                  =========

See  Notes  to  Financial  Statements

                           TRANS-GLOBAL HOLDINGS, INC.
                             STATEMENT OF OPERATIONS
                          (A Development Stage Company)
                                  June 30, 2000
                                   (Unaudited)


                                                            QUARTER       YEAR
                                                             ENDED         TO
                                                         June 30, 2000    DATE
                                                         --------------  ------
REVENUE                                                  Sep-29          45,020

EXPENSES:

  Professional Services                                                     980
  Outside Services                                                2,142   2,642
  Postage                                                            64      82
  Travel                                                                  4,011
  Bank Charges                                                       20      30
  Legal Fees                                                      4,884   4,884
                                                         --------------  ------

  TOTAL EXPENSES                                                  7,110  12,629
                                                         --------------  ------

  NET PROFIT                                                      3,748  32,391
                                                         ==============  ======
(X) There was no activity in the second quarter of 1999

Earnings per share                                       $         0.01

Weighted average number of
shares outstanding                                            9,448,161

See  Notes  to  Financial  Statements

                                 TRANS-GLOBAL HOLDINGS, INC
                             STATEMENT OF STOCKHOLDERS' EQUITY
                               (A Development Stage Company)
                                       June 30, 2000


                                 Common Stock                       Accumulated
                             ----------------------                Profit during     Total
                               Number                 Contributed   Development  Shareholders'
                             of Shares     Amount       Capital        Stage       Equity
                             ----------  -----------  -----------  -------------  ---------

Prior to January 1, 1999
Issuance of shares at         9,090,110      119,653                                119,653
Approximate $0.067
  January 29, 1999
Issuance of shares           10,000,000
for service
  March 4, 1999
Issuance of shares at $0.50      70,000       35,000                                 35,000
per share for cash
  September 23, 1999
Issuance of shares at $0.20   5,000,000    1,000,000                              1,000,000
per share for note
  December 1, 1999
Issuance of shares at $3.00     333,332    1,000,000                              1,000,000
per share for stock
  December 15, 1999
Issuance of shares
for service                   4,000,000
  December 15, 1999
issuance of shares at $3.00     166,667      500,000                                500,000
per share for stock
  December 15, 1999
Net loss period ended                                                   -143,845   -143,845
  June 30, 2000
Balance June 31, 2000        28,660,109      119,653    2,535,000       -143,845  2,510,808

See  Notes  to  Financial  Statements

                           TRANS-GLOBAL HOLDINGS, INC.
                             STATEMENT OF CASH FLOW
                          (A Development Stage Company)
                                  June 30, 2000
                                   (Unaudited)



                                                 For Six
                                              months ended
                                              June 30, 2000
                                              -------------
Operating Activities

Net  (loss) income for period                         3,748

Adjustments to reconcile net
Cash used by operations
  (increase) decrease in accounts receivable        -10,858

  (decrease) increase in accounts payable             6,816
                                              -------------

Net cash (Used) by operating Activates                 -294

Cash at beginning of period                           2,753
                                              -------------

Cash at end of the period                             2,459

See Notes to Financial Statements

                           TRANS-GLOBAL HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


1.   Organization  and  summary  of  significant  accounting  policies

     Organization  and  Going  Concern

Trans-Global Holdings, Inc. (the "Company"), whose name was changed from Western Union Capital Corporation (WUCC) in 1997, was originally incorporated in April 17, 1996 under the laws of Nevada. It was organized for the purpose of providing a number of different financial services, including the financing of personal property, leasing and reinsurance. Due to the death of it's founder, the then Board of Directors on May 9, 1997 changed the name of the corporation to Lionshead Entertainment Corporation (LHED) and pursued the development of a Senior Channel, considered to be a highly profitable market segment. The company did not reach its expectations and a new management team was brought in to change the direction of the company. On February 1, 1999 the company name was changed to Trans-Global Holdings, Inc. The company is presently operating as an Investment and Consulting Company.

The company is a developing stage entity and is primarily engaged in Investment and consulting in the construction; data processing and graphics design markets. The initial focus of the Company's efforts is to market those products.

The Company has substantial experience in conducting and managing the various products.

The accompanying financial statements for the six months ended June 30, 2000, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the June 30, 2000 financial statements, the Company generated a profit, which offset the loss experienced in year 1999.

BASIS  OF  ACCOUNTING-  The accompanying financial statements are prepared using
---------------------
the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. The basis of accounting conforms to generally accepted accounting principals.

BASIS  OF  PRESENTATION-  Six  months  ended June 30, 2000-The unaudited interim
-----------------------
financial statement was prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only for normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operation for the six months ended June 30, 2000 are not necessarily indicative of the results of the full year.

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

INCOME  TAXES-Deferred  income  taxes  are  reported using the liability method.
-------------
Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely then not that some portion of all of the differed tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARINGS (LOSS) PER SHARE- Earnings per share are computed by dividing net income
------------------------
(loss) by the weighted-average of shares issued and outstanding during the reporting period. Shares issued or purchased during the period affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

NOTES RECEIVABLE- Notes receivable consists of five Secured Corporate Notes from
----------------
five different corporations; payment is guaranteed by a major brokerage house. The notes are dated, December 8, 1999, maturing June 8, 2000, with an additional renewal of six months, maturing on December 8, 2000. There is no stated rate of interest. In addition, security for the notes is 5,000,000 shares of Trans-Global Holdings, Inc., which would be returned as final settlement if the notes were not paid inclusive of the renewal period.

INVESTMENTS-Non-Publicly  Traded  Corporation  Stock-This investment consists of
-----------
400 shares of common stock of Thermal-Systems Worldwide, Inc., (TSWI) a closely held private Illinois corporation and is valued at cost of $1,000,000 which represents a forty per cent (40%) ownership interest. The management of Trans-Global Holdings, Inc. considers the forty per cent (40%) as no controlling passive ownership interest.

Non-Publicly Traded Corporation Stock-This investment consists of 500 shares of common stock of Business Computers, Inc., (BCI) a closely held private Illinois corporation and is valued at a cost of $400,000 which represents a fifty per cent (50%) ownership interest. The management of Trans-Global Holdings, Inc. considers the fifty per cent (50%) interest as a no controlling passive ownership interest.

Non-Publicly Traded Corporation Stock-This investment consists of 500 shares of common of Picture Perfect (PP) (Bcar LTD), a closely held private Illinois corporation and is valued at cost of $100,000 which represents a fifty per cent (50%) ownership interest. The management of Trans-Global Holdings, Inc., considers the fifty per cent (50%) interest as a no controlling passive ownership interest.

CAPITAL  STOCK-See  Statement  of  Stockholders'  Equity  Schedule
--------------

Preferred  Stock-  No  preferred  stock  has  been  issued.

INCOME  TAXES-  The Company has cumulative net operating losses of approximately
-------------
$176,236 at December 31, 1999, which are expected to provide future tax benefits for both Federal and State purposes. A valuation allowance for the entire benefit has not been recognized, as it is not reasonable to estimate when or if the benefit will be realized.


                   ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS

                 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

                                  JUNE 30, 2000

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include but are not limited to, the development plans for the technologies of the Company, tends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from results discussed in the forward-looking statements.

The Company has generated Gross Revenue of $34,162 from operations during the first three months ended March 31, 2000 and Gross Revenue of $10,858 from operations for the next three months ended June 30,2000. The Company anticipates generating revenue from sales derived from the investments in various companies.

The projected Gross Revenues did not meet the Company's expectations; due to the Company's inability generate sufficient capital to meet the forecasted needs. The reason for the Company's adverse cash position is due to the sudden drop of market price of its stock. Management is taken steps to rectify the problem. The following represents the companies and their respective activities:

Trans-Global Holdings, Inc. owns (40%) of the issued and outstanding common stock of Thermal-Systems Worldwide, Inc. Thermal-Systems Worldwide, Inc., is working on a financing package and is planning to acquire a 119,500 square feet manufacturing plant in Aurora, Illinois. The building will serve as a corporate office and a manufacturing plant that will manufacture component parts to build affordable housing. The plant is being designed to produce 4,000 units per year at an average wholesale price of $40,000 per unit, or at capacity approximately $160,000,000 annually. All the homes built will be HUD approved. The City of Chicago has set aside 3 billion dollars for the construction of affordable housing.

There is also a plant to be built in Leesburg, Georgia, where the need for affordable housing is as great in Georgia an it is in Chicago. The plant will be approximately 120,000 square feet and the production capacity will be the same as the Aurora plant.

Thermal-Systems Worldwide, Inc., is also negotiating a joint venture with a cabinet manufacturing company and an electrical company.

Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Business Computers, Inc. Business Computers, Inc., anticipates generating gross revenues of 2 to 4 million dollars for the year 2000. Presently the company has booked a $1,000,000 in contracts with the school district and various other businesses. In addition, Business Computers, Inc. has secured several contracts to deliver hardware and software to several auto dealers; this business can develop into a several million-dollar business by itself.

Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Picture Perfect (Bcar LTD). Picture Perfect anticipates gross revenues of approximately $1,000,000 for the year 2000. The company designs and produces large format digital printing for banners, posters, trade show graphics, displays, and point of purchases, promotions, window signs and graphic enlargements. Picture Perfect also provides digital printing for flyers, brochures and direct mail. These items can be printed on any of 50 materials, including paper, vinyl, tyvek and even silk.

The Company's financial position, operating results and future investment opportunities appears to demonstrate great growth and even greater future profits. To the extent that the Company is successful in it's financing resources towards the continued development and marketing of its technology service to the computer, graphics and construction industries. Capital will also be used for corporate and administrative expenses and general working capital.


FORWARD-LOOKING  STATEMENTS-When  included  in  this  Quarterly  Report  on Form
---------------------------
10-QSB, the words "expects," "intends," "anticipates," "plans," "projects," "and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 2 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART  II-OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     The Company knows of no legal proceedings to which it is a party or to which any of its property is subject, which are pending. threatened or contemplated or any unsatisfied judgments against the Company.

ITEM  2.    CHANGES  IN  SECURITIES

                None

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

                None

Item  4.    SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

                None

IITEM  5     OTHER  INFORMATION

                None

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

                None


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trans-Global  Holdings,  Inc.

Date:   August  12,  2000
By:     John  F.  La  Monica  Chief  Executive  Officer


/S/     John  F.  La  Monica