Form 10QSB
period 2000-09-30
TRANS GLOBAL HOLDINGS INC
filed 2000-11-30
CIK 1095674

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934.  For  the  quarterly  period  ended  September 30, 2000

/ / TRANSMITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934.  For  the  transition  period  from  to

Commission  File  No.  000-24551

                           TRANS-GLOBAL HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                   84-0365119
------------------------------                           -----------------------
State or other jurisdiction of                           I.R.S. Employer
Incorporation or organization                            Identification No.

1719  S.  Mannheim  Road                                 60018-2143
-------------------------------------                    -----------------------
Address of principal executive office                    Zip  Code

Issuer's  telephone  number:  (847) 827-5950
                              --------------

                                None
     -------------------------------------------------------------
     Former  name  and  address,  if  changed  since  last  report

Check  whether the issuer has (1) filed all reports required by Section 13 or 15
(d) of the Exchange Act during the past 12 months, and  (2) been subject to such
filing  requirements  for  the  past  ninety  (90)  days  Yes  X    No
                                                              ---      ---

Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable

As of September 30, 2000, the Company had 29,660,109 of its $0.005 par value Common Shares outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes     No  X
                                                                      ---    ---

                                      INDEX

                        PART I-FINANCIAL INFORMATION

Item 1.  Unaudited  Financial  Statements

         Balance  Sheet  as  of  September  30,  2000  (Unaudited)

         Statement  of Operations for the nine-month period ended September 30, 2000  (Unaudited)

         Statement  of Shareholders' Equity for the nine-month period ended September 30, 2000 (Unaudited)

         Statement  of  Cash  Flow  for  nine-month  period  ended  September  30,  2000 (Unaudited)

         Notes  to  Financial  Statements

Item 2.  Management's  Discussion  and  Analysis

                              PART II-OTHER INFORMATION

Item 1.  Legal  Proceedings

Item 2.  Changes  in  Securities

Item 3.  Defaults  upon  Senior  Securities

Item 4.  Submission  of  Matters  to  vote  of  security  Holders

Item 5.  Other  Information

Item 6.  Exhibits  and  Reports  on  Form  8-K

The following unaudited financial statements contain information regarding the results of operation and balance sheet of Trans-Global Holdings, Inc., a Nevada corporation formerly known as Lionshead Entertainment, Inc., for the period ended as of September 30, 2000

                           TRANS-GLOBAL HOLDINGS, INC
                                  BALANCE SHEET
                          (A Development Stage Company)
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS
Current Assets:
                       Cash In Bank                                        1,144
                       Accounts Receivable                                65,079
                       Notes Receivable                                1,000,000
                                                                       ---------

                       Total Current Assets                            1,066,223

Amortization (Net)                                                           495

Investments:
                       Non-Publicly Traded Securities                  1,500,000
                                                                       ---------

                       TOTAL ASSETS                                    2,566,718

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities;
                       Accounts Payable                                    7,586
                       Loans Payable Shareholders                         32,850
                                                                       ---------


                       TOTAL LIABILITIES                                  40,436

CAPITAL STOCK
                       Common Stock: Authorized Shares 50,000,000:       119,653
                       Par value $0.005: issued and outstanding
                       29,660,109 shares

                       Preferred Stock: Authorized 25,000,000
                       Par value $0.001: none issued and outstanding

                       Contributed Capital                             2,535,000
                       Profit accumulated during development stage         1,915
                       Retained earnings                                -130,286

                       Total Shareholders' Equity                      2,526,282
                                                                       ---------

                       TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                            2,566,718
                                                                       =========

See  Notes  to  Financial  Statements

                            TRANS-GLOBAL HOLDINGS, INC.
                              STATEMENT OF OPERATIONS
                           (A Development Stage Company)
                                 September 30, 2000
                                    (Unaudited)


                                                              QUARTER         YEAR
                                                               ENDED           TO
                                                        September 30, 2000    DATE
                                                        ------------------  ------
REVENUE                                                             20,059  65,079

EXPENSES:
             Professional service                                    1,326   2,306
             Outside Services                                          719   3,361
             Postage                                                    82
             Travel                                                  4,011
             Bank Charges                                               40      70
             Legal Fees                                              1,500   6,384
             Accounting Fees                                         1,000   1,000
                                                        ------------------  ------

             TOTAL EXPENSES                                          4,585  17,214
                                                        ------------------  ------

             NET PROFIT                                             15,474  47,865

(X) There was no acitvity in the third quarter of 1999

Earnings per share                                      $             0.01
shares outstanding

See Notes to Financial Statements                               10,448,161

                                TRANS-GLOBAL HOLDINGS, INC.
                             STATEMENT OF STOCKHOLDERS' EQUITY
                               (A Development Stage Company)
                                     September 30, 2000


                                 Common Stock                    Accumulated
                             ---------------------              Profit during     Total
                               Number               Contributed  Development  Shareholders'
                             of Shares    Amount      Capital       Stage         Equity
                             ----------  ---------  -----------  -----------  -------------
Prior to January 1, 1999
Issuance to shares at         9,090,110    119,653                                  119,653
Approximate $0.067
   January 29, 1999
Issuance of shares           10,000,000
for service
   March 4, 1999
Issuance of shares at $0.50      70,000                  35,000                      35,000
per share for cash
   September 23, 1999
Issuance of shares at $0.20   5,000,000               1,000,000                   1,000,000
per share for note
   December 1, 1999
Issuance of shares at $3.00     333,332               1,000,000                   1,000,000
per share for stock
   December 15, 1999
Issuance of shares
for service                   4,000,000
   December 15, 1999
Issuance of shares at $3.00     166,667                 500,000                     500,000
per share for stock
   December 15, 1999
Issuance of stock
for service                   1,000,000
   August 20, 2000
Net loss period ended                                               -128,381       -128,371
   September 30, 2000
Balance September 30, 2000   29,660,109    119,653      2535000     -128,371      2,526,282

See  Notes  to  Financial  Statements

                           TRANS-GLOBAL HOLDINGS, INC.
                             STATEMENT OF CASH FLOW
                          (A Development State Company)
                               September 30, 2000
                                   (Unaudited)


                                                 For Nine
                                               months ended
                                            September 30, 2000
                                            ------------------

Operating Activities

Net (Loss) income for period                            15,474

Adjustments to reconcile Net
Cash used by operations
(increase) decrease in accounts receivable             -20,059

(decrease) increase in accounts payable                    770

Loan Received from Shareholder                           2,500
                                            ------------------

Net Cash (Used) for operating activities                -1,315

Cash at beginning of the period                          2,459
                                            ------------------

Cash at end of the period                                1,144

See Notes to Financial Statements

                           TRANS-GLOBAL HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


1.   Organization  and  summary  of  significant  accounting  policies

     Organization and Going Concern

     Trans-Global Holdings, Inc., (the "Company") whose name was changes from Western Union Capital Corporation (WUCC) in 1997, was originally incorporated in April 17, 1996 under the laws of Nevada. It was organized for the purpose of providing a number of different financial services, including the financing of personal property, leasing and reinsurance. Due to the death of it's founder, the then Board of Directors on May 9, 1997 changes the name of the corporation to Lionshead Entertainment Corporation
     (LHRD) and pursued the development of a Senior Channel, considered to be a highly profitable market segment. The company did not reach its expectations and a new management team was brought in to change the direction of the company. On February 1, 1999 the company name was changes to Trans-Global Holdings, Inc. The company is presently operating as an Investment and Consulting Company.

     The company is a development stage entity and is primarily engaged in investment and consulting in the construction, data processing and graphics design markets. The initial focus of the company's efforts is to market those products.

     The company has substantial experience in conducting the managing the various products.

     The accompanying financial statements for the nine months ended September 30, 3000, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the September 30, 2000 financial statements, the company generated a profit, which offset the loss experienced in year 1999.

     BASIS OF ACCOUNTING- The accounting financial statements are prepared using
     -------------------
     the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. The basis of accounting conforms to generally accepted accounting principals.

     BASIS OF PRESENTATION-  nine months ended September 30, 2000-The  unaudited
     ---------------------
     interim financial statement was prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange
     Commission and in the opinion of the company, reflect all adjustments (consisting only for normal recurring adjustments) and disclosures which are necessary for a fair presentation. The results of operation for the nine months ended September 30, 2000 are not necessarily indicative of the results of the fully year.

     ESTIMATES-  The  preparation  of financial  statements in  conformity  with
     ---------
     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     INCOME  TAXES-  Deferred  income taxes are reported  usinging the liability
     -------------
     method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some portion of all of the differed tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of change in tax laws and rates on the date of enactment.

     EARNINGS  (LOSS) PER SHARE- Earnings per share are computed by dividing net
     --------------------------
     income (loss) by the weighted-average of shares issued and outstanding during the reporting period. Shares issued or purchased during the period affect the amount of shares outstanding and are weighted by the fraction of the period they are outstanding.

     NOTES RECEIVABLE- notes Receivable  consist of five Secured Corporate Notes
     ----------------
     from five different corporations. The notes are dated, December 8, 1999, maturing June 8, 2000, with an additional renewal of six months, maturing on December 8, 2000. There is no stated rate of interest. In addition, security for the notes is 5,000,000 shares of Trans-Global Holdings, Inc., which would be returned as final settlement if the notes were not paid inclusive of the renewal period.

     INVESTMENTS-Non-Publicly  Traded  Stock-  This  investment  consists of 400
     -----------
     shares of common stock of Thermal-Systems Worldwide, Inc., (TSWI) a closely held private Illinois corporation and is valued at cost of $1,000,000 which represents a forty percent (40%) ownership interest. The management of Trans-Global Holdings, Inc., considers the forty per cent (40%) as no controlling passive ownership interest.

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

     Non-Publicly Traded Corporation Stock-This investment consists of 500 shares of common stock of Picture Perfect (PP) (BCAR LTD), a closely held private Illinois corporation and is valued at cost of $100,000 which represents a fifty per cent (50%) ownership interest. The management of Trans-Global Holdings, Inc., considers the fifty per cent (50%) interest as a no controlling passive ownership interest.

     CAPITAL  STOCK-  See  Statement  of  Stockholders'  Equity  Schedule.
     --------------

     PREFERRED  STOCK-  No  preferred  stock  has  been  issued.
     ----------------

     INCOME  TAXES-  The  Company  has  cumulative   net  operating   losses  of
     -------------
     approximately $176,236 at December 31, 1999, which are expected to provide future tax benefits for both Federal and State purposes. A valuation allowance for the entire benefit has not been recognized, as it is not reasonable to estimate when or if the benefit will be realized.

ITEM  2          MANAGEMENT  DISCUSSIONS  AND  ANALYSIS

               RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

                            SEPTEMBER 30, 2000


     The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include but are not limited to, the development plans for technologies of the Company, tends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from results discussed in the forward-looking statements.

     The Company has generated Gross Revenues of $34,162 from operations during the first three months ended March 31, 2000, Gross Revenue of $10,858 from operations for the next three months end June 30, 2000, and $15,474 from operations for the next three months ended September 30, 2000. The Company anticipates generating revenue from sales derived from the investments in various companies.

     The projected Gross Revenues did not meet the Company's expectations; due to the Company's inability to generate sufficient capital to meet the forecasted growth needs. The reason for the Company's adverse cash position is due to the drop of the market price of its stock. Management is taking steps to rectify the problem. The following represents the companies and their respective activities:

     Trans-Global Holdings, Inc., owns (40%) of the issued and outstanding common stock of Thermal-Systems Worldwide, Inc. Thermal-Systems Worldwide, Inc., is working on a financing package to acquire real estate in Illinois and Georgia, in areas that are in great need for affordable housing. One of the major reasons for the delay in receiving the financing is that Trans-Global Holdings, Inc., has not been in a position to assist in the process.

     Thermal-Systems Worldwide, Inc. is also negotiating a joint venture with a cabinet manufacturing company and an electrical company.

     Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Business Computers, Inc. Business Computers, Inc., a commercial network designer and installer. With TGHI's inability to arrange the required funding for (BCI), the projected revenues will be well below budget. Based on the current events year 2000 will not finish on a high note, however it appears that in year 2001 revenues can reach 2 to 4 million dollars. This is due mainly to the growth in the installation requirements at national automobile dealerships and the educational markets.

     Trans-Global Holdings, Inc., owns (50%) of the issued and outstanding common stock of Picture Perfect (Bcar Ltd)., a digital wide format printer and finisher. With TGHI's inability to arrange the required funding for (BCAR Ltd) the projected revenues will be below budget. Based on the current events year 2000 will not finish on a high note.

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

     FORWARD-LOOKING  STATEMENTS-When  included in this Quarterly Report on Form
     ---------------------------
     10-QSB, the words "expects," "intends," "anticipates," "plans," " projects," "and," "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 2 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events conditions or circumstances on which any such statement is based.

PART  II-OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

          On August 11, 2000 the company reached a settlement with the SEC in a civil matter regarding the Globus Group, Inc. et al (Case No:
          99-1968-CIV-Jordon) however, the Court denied the SEC's request for injunctive relief, using its discretion to make a finding that future violations by the company are unlikely. The SEC filed a motion with the Court to withdraw the settlement, which the Court granted on October 4, 2000, and the SEC notified the company of its intent to bring this matter to trial later on this year. It is expected that the Court will also notified a Director of the company who also settled with the SEC in the same civil case. The company believes that this matter will be settled without a trial and does not believe that the outcome will have a material effect.


ITEM 2.   CHANGES  IN  SECURITIES

                        NONE

ITEM 3    DEFAULTS  UPON  SENIOR  SECURITIES

                        NONE

ITEM 4.   SUBMISSION  OF  MATTERS  TO  VOTE  SECURITY  HOLDERS

                        NONE

ITEM 5.   OTHER  INFORMATION

                        NONE

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

                        NONE

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Trans-Global  Holdings,  Inc.

Date:  November  14,  2000
By:  John  F.  La  Monica,  Chief  Executive  Officer



/s/  John  F.  La  Monica