Form 10KSB
period 2000-12-31
TRANS GLOBAL HOLDINGS INC
filed 2001-06-15
CIK 1095674

24



                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the period ended December 31, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-24551
---------------------------------

                           TRANS-GLOBAL HOLDINGS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                              84-0365119
          ------                              ----------
(State or other jurisdiction of     (IRS Employer identification
incorporation or organization)                   No.)


               1719 S. Mannheim Road, Des Plaines, Illinois 60018
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 827-5950
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $-0-


As of June 12, 2001 there were 23,493,442 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.07) and the asked price ($.12) reported by brokers through the National Quotation Bureau), held by non-affiliates was approximately $1,644,541.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of June 12, 2001: 23,493,442 Number of shares of preferred stock outstanding as of June 12, 2001: -0-


                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS

CORPORATE ORGANIZATIONCORPORATE ORGANIZATION

As used herein the term the "Company" refers to Trans-Global Holdings, Inc., a Nevada corporation who was originally incorporated in April 17, 1996 under the name Western Union Capital Corporation (WUCC). It was organized for the purpose of providing a number of different financial services, including the financing of personal property, leasing and reinsurance. The Company considered the feasibility of acquiring other finance companies engaged in the same type of business.

On or about May 9, 1997 the Company's name was changed to Lionshead Entertainment Corporation (LHRD). Management decided to enter the Seniors Market, which was considered to be a highly profitable market. The Company was in the development stage of a Senior Channel, a Senior Life Style Show and purchased the following programs:

a.     Gospel  Music  Hour
b.     Big Band Hour
c.     The Low Fat Gourmet
d.     The Senior Travel Show
e.     The Washington Spy
f.     Whatever Happened to?
g.     Senior Health and Fitness Report

The Company did not reach its expectations in the entertainment business and new management was brought in to change the direction of the company

On February 1, 1999 the Company's name was changed to Trans-Global Holdings, Inc. (TGHI). Additionally, a new management team was elected. The Company is currently engaging in the development of investment and consulting in the energy and vacation property markets. The initial focus of the company's efforts is to market those products. The Company will attempt to manage and distribute various products and bring stability and profitability to the corporation. The company is a development stage entity and there can be no assurance that it will ever develop its business plan or achieve profitability.

Current  Development  Activities

Energy

The Company is exploring business activities within the energy production markets. Specifically, the Company is researching opportunities with generating electricity and domestic natural gas exploration. The domestic need for fossil fuels and alternative energy sources has surged in recent years providing strong business opportunities for new business enterprises. The Company plans to position itself to develop its business plan and grow within such markets. Management has been considering acquiring new technology that has been made available to produce electricity. Third parties have invested over $35 million thus far to establish the viability of such technology. In addition to the generation of electricity, the Company has been given an investment opportunity with a Company that is presently working in the natural gas exploration field. Negotiations are currently underway to secure well positions that will produce a revenue stream for the Company.

Vacation  Properties

The Company also has plans to develop, build and market time-share (vacation ownership interest, VOI) communities. Management is currently considering sites that could be developed using the VOI concept that is strongly rebounding after several years of disappointing growth. Various new partnerships and sole ownership opportunities are being explored domestically, in Canada and in the Caribbean.

Over-the-Counter  Bulletin  Board  Status

The Company is currently attempting to restore its active trading status on the Over-the-Counter Bulletin Board market quotation system. The Company cannot project when its application will be approved, if ever.

Additional  Financing

The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all.


ITEM 2. PROPERTIES

The Company currently operates from the residence of its Chief Executive Officer and Chairman. Management considers these facilities to be adequate for its space requirements for the immediate future. The Company does not and is not obligated to pay rent for the space it occupies


ITEM  3.  LEGAL  PROCEEDINGS

The Company was named in a case filed in the United States District Court for the Southern District of Florida with the Securities and Exchange Commission as Plaintiff vs. Globus Group, Inc., Bruce Goreyca A/S/A/ Anthony Dimarco, China Food and Beverage Co., James Tilton, Trans-Global Holdings, Inc., and Jacques Verhaak. The SEC issued an order to refrain from violating the anti-fraud provisions of the securities law and froze the assets of the Globus Group, Inc., Bruce Goreyca, A/K/A/ Anthony Dimarco. The Company believes it was mentioned in the suit because Globus and Dimarco were hired to perform certain advertising and promotional services for the Company. It is alleged that Globus and Dimarco submitted false and misleading information regarding the Company that was beyond the Company's control. The Company believes that this case will be settled with no material effects to the corporation.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter market. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.

                       Bid
                       ---
Quarter Ended     Low      High
-------------     ---      ----

03/31/99          $1.50   $1.81
06/30/99           1.25    3.25
09/30/99            .31    1.50
12/31/99            .18     .72
03/31/00            .20     .51
06/30/00            .07     .64
09/30/00            .05     .15
12/31/00            .01     .20

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of June 12, 2001 was 28.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Selected financial data
                              Year Ended December 31
                              ----------------------
                               2000          1999
                               ----          ----
Net Sales              $        -0-     $     -0-

Net Loss                 (1,103,412)     (96,728)
Net Loss per
Common Share                   (.04)        (.01)
Weighted Average
Common Shares Outstanding  23,646,220  18,410,299

                                 As of  December 31,
                                 -------------------
                               2000          1999
                               ----          ----
Total Assets                $   644     $ 1,508,272
Working Capital                 644       1,508,272
Shareholders' Equity (Deficit)(5,140)     1,508,272

No dividends have been declared or paid for any of the periods presented.

Liquidity and Capital Resources

Years  ended  December  31,  2000  and  December  31,  1999

Cash flows used in operations were a negative $10,128 for the year ended December 31, 2000, and a negative $26,728 for the year ended December 31, 1999. Negative cash flows from operating activities for the years ended December 31, 2000 and 1999 are primarily attributable to losses from operations, partially offset by the issuances of the Company's common stock.

Cash flows generated from financing activities were $2,500 for the year ended December 31, 2000 and $35,000 for the year ended December 31, 1999. The positive cash flows were primarily due to proceeds from a shareholder loan and proceeds from the private placement of common stock during 2000 and 1999 that were $2,500 and $35,000, respectively.

The Company has funded its cash needs from inception through December 31, 2000 with a series of debt and equity transactions, including private placements.

The shareholder loan at December 31, 2000 consists of a loan from the Company's Chief Executive Officer toward the Company's general operating expenses. The loan is not evidenced by a written promissory note, but rather is an oral agreement between both parties. The loan is unsecured, bears interest at 6% per annum and is due on demand.

The subscriptions receivable at December 31, 2000 consists of 5,000,000 shares of common stock subscribed by five unrelated investors at $.20 per share. The subscription payments are due six months after the Company re-achieves active trading status on the Over-the-Counter Bulletin Board (OTC BB). The Company anticipates collecting payment in full during the year 2001, however, there can be no assurance that the Company will gain its active trading status on the OTC BB and that the subscriptions will be collected. Failure to receive proceeds from the common stock subscriptions could have a material adverse effect on the Company. In addition, failure to realize such proceeds may force the Company to seek capital elsewhere on less favorable terms or curtail its business plan.

The Company will substantially rely on the existence of revenue from its proposed operations and proceeds from its capital raising efforts. The Company projects that current and projected revenues and capital reserves will not sustain it for 12 months. If the projected revenues of its operations fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2001 will significantly affect the cash position of the Company and move the Company toward a position where the raising of additional funds through equity or debt financing will be necessary.

On a long-term basis, liquidity is dependent on commencement and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. The Company is considering launching a wide scale marketing and advertising campaign. The current Company's capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign it well require substantially more capital. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy that may include the use of television, radio, print and Internet advertising. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the growth potential will be adversely affected. Additionally, the Company will have to significantly modify its plans.

Results  of  Operations
-----------------------

Sales

The Company did not have revenues for the years ended December 31, 2000 and 1999. Additionally, the Company remains in a development stage as of May 30, 2001.

Income  /  Losses

Net losses for the year ended December 31, 2000 increased to $1,013,412 from $96,728 for the year ended December 31, 2000, an increase of 948%. The substantial increase in losses was primarily attributable to a non-cash bad debt provision in the amount of $2,000,000 made in connection with the Company's sale of its interest in Thermal-Systems Worldwide, Inc. The Company received a promissory note in the amount of $2,000,000 from American Global Commerce, Inc.
(AGC) that does not bear interest and is due on November 15, 2001. Due to the limited credit history of AGC, the Company has reserved the entire amount to bad debt provision pending collection of the note. Should AGC default on the note, the entire interest of Thermal-Systems Worldwide, Inc. will be returned to the Company.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenues can be sustained in the future.

Expenses

Total operating expenses for the year ended December 31, 2000, increased to $2,013,412 from $96,728 for the year ended December 31, 1999. The increase in total expenses was primarily attributable to the $2,000,000 in bad debt provision on the promissory note from AGC as discussed above. The Company realized decreases in advertising and professional fees of $10,853 and $76,224, respectively. The decrease in these expenses was primarily attributable to the Company establishing itself as a 'reporting company' under the Securities Exchange Act of 1934 during 1999. In 2000, the Company's professional expenses were primarily associated with re-gaining active trading status on the OTC BB.

The Company expects increases in overall expenses through 2001 as the Company moves toward increasing development and marketing of its products and services.

Impact  of  Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand for the Company's products and services will be dependent on, among other things, market acceptance of the Company's concept, the quality of its products and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's planned activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

ITEM  7.  FINANCIAL  STATEMENTS

                                TABLE OF CONTENTS


                                                   PAGE(S)
                                                   -------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      8

FINANCIAL STATEMENTS:

     Balance Sheet                                      9

     Statements of Operations                          10

     Statement of Stockholders' Deficit                11

     Statements of Cash Flows                          12

     Notes to Financial Statements                  13-16




























BONGIOVANNI  &  ASSOCIATES
Certified  Public  Accountants
                                                           555 S. Powerline Road
                                                    Pompano Beach, Florida 33069
                                                    ============================
(954) 975-9601 Office
(954) 979-6695 Fax

To the Board of Directors and Stockholders:
Trans-Global Holdings, Inc.
1719 S. Mannheim Road
Des Plaines, IL 60018

We have audited the accompanying balance sheet of Trans-Global Holdings, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1999 were audited by another certified public accounting firm whose report dated April 27, 2000 expressed an opinion which reflected substantial doubt as to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trans-Global Holdings, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 5, 2001

/s/ Bongiovanni & Associates









                           TRANS-GLOBAL HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AT DECEMBER 31, 2000


                                     ASSETS
                                     ------



CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       644
  Note Receivable, Net - Note D. . . . . . . . . . . . . . . . . .          -0-

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $       644
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . .  $     3,284
  Due Related Party - Note E . . . . . . . . . . . . . . . . . . .        2,500
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .        5,784

STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
  Common Stock ($.005 par value, 50,000,000 shares authorized:
   23,493,442 issued and outstanding). . . . . . . . . . . . . . .      117,467
  Common Stock Subscribed (5,000,000 shares at $.20 per share) . .       25,000
  Preferred Stock ($.001 par value, 25,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . .    2,056,794
  Subscriptions Receivable . . . . . . . . . . . . . . . . . . . .   (1,000,000)
  Deficit Accumulated During Development Stage . . . . . . . . . .   (1,204,401)
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .       (5,140)

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $       644
                                                                    ============







         See notes to audited financial statements and auditors' report



                                TRANS-GLOBAL HOLDINGS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            Cumulative-to
                                                                             date since
                                                       2000          1999     inception*

OPERATING EXPENSES:
-------------------------------------------------
  Advertising . . . . . . . . . . . . . . . . . .  $     1,150   $    12,003   $    15,008
  Bad Debt Provision on Promissory Note - Note D.    2,000,000           -0-     2,000,000
  General and Administrative. . . . . . . . . . .        3,229           337        72,345
  Professional and Consulting Fees. . . . . . . .        5,058        81,282       102,544
  Travel. . . . . . . . . . . . . . . . . . . . .        3,975         3,106        14,504
    TOTAL EXPENSES. . . . . . . . . . . . . . . .    2,013,412        96,728     2,204,401

    OPERATING LOSS. . . . . . . . . . . . . . . .   (2,013,412)      (96,728)   (2,204,401)

OTHER INCOME:
-------------------------------------------------
  Gain on Sale of Investment - Note D . . . . . .    1,000,000           -0-     1,000,000
    TOTAL OTHER INCOME. . . . . . . . . . . . . .    1,000,000           -0-     1,000,000

    LOSS BEFORE TAXES . . . . . . . . . . . . . .   (1,013,412)      (96,728)   (2,204,401)

    INCOME TAX (PROVISION)
     BENEFIT. . . . . . . . . . . . . . . . . . .          -0-           -0-           -0-

    NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,013,412)  $   (96,728)  $(2,204,401)
                                                   ============  ============  ============
  Net Loss Per Common Share
  Basic & Fully Diluted . . . . . . . . . . . . .  $     (0.04)  $     (0.01)  $     (0.18)
                                                   ============  ============  ============
  Weighted Average Common
  Shares Outstanding. . . . . . . . . . . . . . .   23,646,220    18,410,299    12,545,100
                                                   ============  ============  ============



     *Not covered by auditors' report




         See notes to audited financial statements and auditors' report



                                TRANS-GLOBAL HOLDINGS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' DEFICIT
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 Deficit
                                                                                Accumulated
                                             Common     Common   Additional      During
                                             Shares     Stock     Paid-in       Development
                                             ('000)     $.001 Par Capital        Stage
Balances, January 1, 1999 . . . . . . . . .   9,090      45,451    1,023,810       (94,261)

Issuance of common stock for services . . .  14,000      70,000          -0-           -0-

Issuance of common stock under Regulation
D private placement offering. . . . . . . .      70         350       34,650           -0-

Issuance of common stock in exchange for
private investments . . . . . . . . . . . .     500       2,500    1,497,500           -0-

Net loss for the year . . . . . . . . . . .     -0-         -0-          -0-       (96,728)
                                            -----------------------------------------------
Balances, January 1, 2000 . . . . . . . . .  23,660     118,301    2,555,960      (190,989)

Retirement of common stock pursuant
to investment rescinding agreement - Note D    (167)       (834)    (499,166)          -0-

Net loss for year . . . . . . . . . . . . .     -0-         -0-          -0-    (1,013,412)

Balances, December 31, 2000 . . . . . . . .  23,493   $ 117,467   $2,056,794   $(1,204,401)
                                            ===============================================












         See notes to audited financial statements and auditors' report




                                TRANS-GLOBAL HOLDINGS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             Cumulative to
                                                                               date since
                                                        2000         1999      inception*

CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . .  $(1,013,412)  $  (96,728)  $(1,204,401)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Common stock issued for services . . . . . . .          -0-       70,000        70,000
    Bad debt provision on promissory note. . . . .    2,000,000
    Non-cash gain on sale of investment. . . . . .   (1,000,000)         -0-      1,000,000
    Increase in operating liabilities:
      Accounts payable and accrued
      expenses . . . . . . . . . . . . . . . . . .        3,284          -0-         3,284
      NET CASH USED IN
      OPERATING ACTIVITIES . . . . . . . . . . . .      (10,128)     (26,728)     (131,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Proceeds from sales of common stock. . . . . . .          -0-       35,000       129,261
  Proceeds from shareholder loan . . . . . . . . .        2,500          -0-         2,500
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . .        2,500       35,000       131,761

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . .       (7,628)       8,272           644

CASH AND CASH EQUIVALENTS:
--------------------------------------------------
      Beginning of year. . . . . . . . . . . . . .        8,272          -0-           -0-
      End of year. . . . . . . . . . . . . . . . .  $       644   $    8,272   $       644
                                                    ------------  -----------  ------------

NON-CASH FINANCING ACTIVITIES:
--------------------------------------------------
  Common stock issued for services . . . . . . . .  $       -0-   $   70,000   $    70,000
                                                    ============  ===========  ============
  Incurrence of promissory note in connection with
  sale of investment . . . . . . . . . . . . . . .  $ 2,000,000   $      -0-   $ 2,000,000
                                                    ============  ===========  ============
  Common stock retired . . . . . . . . . . . . . .  $   500,000   $      -0-   $   500,000
                                                    ============  ===========  ============
  *Not covered by auditors' report



         See notes to audited financial statements and auditors' report


                           TRANS-GLOBAL HOLDINGS, INC.
                          Notes To Financial Statements
                      For the Year Ended December 31, 2000
                      ====================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Background - Trans-Global Holdings, Inc. (the Company) was organized under the laws of the State of Nevada on April 17, 1996 as Western Union Capital
Corporation (WUCC). On May 9, 1997 the Company changed its name to Lionshead Entertainment Corporation (LHED) and pursued the development of marketing entertainment to Senior Citizens. The Company ceased operations during 1997 and remained inactive until on or about January 1, 1999 when the Company received a new management team and changed its name to Trans-Global Holdings, Inc. The Company commenced its current developmental activities at that time.

The company is a developing stage entity and is primarily engaged in investment and consulting in the construction, energy and vacation property markets. The initial focus of the Company's efforts is to market those products and services. The Company has prior experience in conducting and managing the various products.

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of the Trans-Global Holdings, Inc. prepared under the accrual basis of accounting.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net  Loss  per  Common  Share - Net loss per common share has been calculated by
-----------------------------
dividing the net loss for each period presented by the weighted average number of common shares for the respective period.

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.











                           TRANS-GLOBAL HOLDINGS, INC.
                          Notes To Financial Statements
                      For the Year Ended December 31, 2000
                      ====================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, as deferred by FASB No. 137, is effective for fiscal years beginning after June 15, 2000. It establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 and No. 137 do not currently impact the Company's financial statements as there are no derivative instrument holdings.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted this SOP but the adoption of the SOP did not have any impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5, however, the adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of March 31, 2000.








                           TRANS-GLOBAL HOLDINGS, INC.
                          Notes To Financial Statements
                      For the Year Ended December 31, 2000
                      ====================================

NOTE  B  -  RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONT')
-------------------------------------------------------

Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and does not have a material impact on the Company.

NOTE C - SUBSCRIPTIONS RECEIVABLE
---------------------------------

At December 31, 2000, the Company has outstanding common stock subscriptions for 5,000,000 shares subscribed by five unrelated investors at a purchase price of $.20 per share. Payments in full for the subscriptions are due six months after the Company re-achieves active trading status on the Over-the-Counter Bulletin Board (OTC BB). The subscription agreements do not provide for interest charges on outstanding balances.

NOTE D -NOTE RECEIVABLE
-----------------------

During the year ended December 31, 2000, the Company sold its 40% interest in Thermal-Systems Worldwide, Inc. to an unrelated party in exchange for a $2,000,000 promissory note. The note does not bear interest and matures on November 15, 2001. The principal balance is due in one lump sum payment at maturity. The unrelated party does not presently have an established credit history or the liquid assets to convert the promissory note. Accordingly, the Company has reserved the entire amount as uncollectible pending maturity. A default provision in the note states that should the debtor default on their payment obligations, the entire interest in Thermal-Systems Worldwide, Inc. will be returned to the Company.

On or about December 14, 2000, the Company's Board of Directors voted to rescind the investment stake it held in two privately held companies the Company had acquired during 1999. Pursuant to a rescission agreement, the investment in Business Computers, Inc. and BCAR, Ltd. was returned in exchange for the 166,667 of the Company's common stock previously issued at the time of acquisition.





                           TRANS-GLOBAL HOLDINGS, INC.
                          Notes To Financial Statements
                      For the Year Ended December 31, 2000
                      ====================================

NOTE E - DUE RELATED PARTY
--------------------------

The amount due related party at December 31, 2000 consists of advances made on behalf of the Company by the Company's Chief Executive Officer for general operating expenses. The balance bears an interest rate of 6% per annum and is due on demand. The Company's Chief Executive Officer has elected to waive accrued interest as of December 31, 2000 and the effects of imputed interest are immaterial to the financial statements taken as a whole.

NOTE F - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has incurred significant losses from operations and other circumstances which has placed substantial doubt as to whether the Company can continue as a going concern. The Company ceased normal operation during 1997 and has not since reported revenues. The ability of the Company to continue as a going concern is dependent on developing its business plan and obtaining new capital. Management has enacted a plan of seeking out strategic relationships and capital raising entities that may add value to the Company and its shareholders.




ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm Nelson Jimenez, CPA, audited the financial statements for the year ended December 31, 1999. On or about May 25, 2001, the Company dismissed Nelson Jimenez and engaged Bongiovanni & Associates to audit the financial statements for the year ended December 31, 2000. There were no disagreements on accounting issues and financial disclosures during either period.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors

The following information, as of June 12, 2001 is furnished with respect to each
Director:

                             Year First
                             Elected as
Name of Director     Age     Director     Position with Company
----------------     ---     --------     ---------------------

John La Monica       67      1999         Chairman and CEO
Jacques Verhaak      55      1999         President and Director

All Directors serve for one-year terms, which expire at the annual shareholders meeting in 2001.

The following information, as of June 12, 2001 is furnished with respect to each officer:

(b)     Identification of Executive Officers

Name of Officer     Age     Position   (Date Elected To Position)
---------------     ---     -------------------------------------

John La Monica      67     Chairman and CEO (1999)
Jacques Verhaak     55     President and Director (1999)
Joanne La Monica    56     Secretary (1999)

All officers serve at the pleasure of the Board.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

John F. La Monica, Chief Executive Officer and Chairman of the Board

Education: B.S.C. Accounting, 1957 Roosevelt University

Mr. La Monica has managed large diversified business. Has a B.S.C. in Accounting and has spent the last 45 years as President and CEO of F.M.S.C., Inc. a Management Consulting Firm. He also held Senior Management positions with Omni Financial Resources, Inc. a mortgage banking company; Arlington Ventures Corporation, a BVI company handling investments and consulting investment services; Romer Cowell, Inc., a company designed, constructed and built large development for substantial investors, seeking depreciation deductions. First American Foods, Inc., a Food processing plant; and, ANJ Manufacturing, Inc., a company that manufactured locomotive parts.

Jacques Verhaak, President and Director

Education: Bachelor of Science Degree from Cornell University

Mr. Verhaak has held numerous junior and senior management positions in both the Corporate and Private Business Sectors. Numerous consulting projects have broadened Mr. Verhaak's overall experience in areas such as television production, through the development of the Senior Channel; real estate development through research in diversified housing and management challenges through taking various companies through restructuring.

Joanne M. La Monica, Secretary

Mrs. La Monica has served as office manager for a large law firm and also a large finance company. She has also performed as a meeting planner for a large international firm, responsible for budgeting, cost controls as wells as expenditure controls.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

Family Relationships

Mr. John La Monica is married to Mrs. Joanne La Monica

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer and President of the Company. No executive officer of the Company, including the Chief Executive Officer and President, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


Summary Compensation Table



            Other    Restricted                 Restricted
Name and .  Fiscal   Annual        Stock        Stock          LTIP     Stock
 Position.  Year     Salary        Bonuses      Compensation   Awards   Options   Bonuses
            -------  ------------  -----------  ------------   -------  --------  -------
                (1)           (2)      (3)       (7)      (4)      (5)          (6)
            -------  ------------  -----------  ------------   -------  --------  -------
John La. .    2000   $       -0-          -0-      -0-      -0-       -0-       -0-
 Monica, .    1999   $       -0-          -0-      -0-    5,000       -0-       -0-
 CEO . . .    1998   $       -0-          -0-      -0-      -0-       -0-       -0-
----------  -------  ------------  -----------  -------  -------  --------  -------
Jacques. .    2000   $       -0-          -0-      -0-      -0-       -0-       -0-
 Verhaak,.    1999   $       -0-          -0-      -0-    5,000       -0-       -0-
 President    1998   $       -0-          -0-      -0-      -0-       -0-       -0-
----------  -------  ------------  -----------  -------  -------  --------  -------
Joanne La.    2000   $       -0-          -0-      -0-      -0-       -0-       -0-
Monica,. .    1999   $       -0-          -0-      -0-      -0-       -0-       -0-
 Secretary    1998   $       -0-          -0-      -0-      -0-       -0-       -0-
----------  -------  ------------  -----------  -------  -------  --------  -------




(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements.

(2)     The  dollar  value  of  bonus  (cash  and  non-cash)  received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation Table, the Company did not make any award of restricted stock.

(5)     The  Company  has  had  no  stock  option  plans.

(6)     The  Company  currently  has  no  Restricted  Stock  Bonus  Plans.

(7)     No  other  compensation

Compensation of Directors

The Company does not currently have any compensation plans for its non-employee directors.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on June 12, 2001, are listed below:




                                                                          %
                         Nature of               Current               Owned
Title of Class. . . . .  Name and Address        # Shares    Ownership   (w)
-----------------------  ----------------------  ----------  ----------  ---
                         John La Monica
Common Stock, . . . . .  1719 S. Mannheim Road
 $.005 Par Value. . . .  Des Plaines, IL 60018   11,000,000  Direct      47%
-----------------------  ----------------------  ----------  ----------  ---
Common Stock, . . . . .  Jacques Verhaak
 $.005 Par Value. . . .  1719 S. Mannheim Road
                         Des Plaines, IL 60018   10,000,000  Direct      43%
-----------------------  ----------------------  ----------  ----------



(w) On June 12, 2001, there were 23,493,442 shares of common stock issued and outstanding.

(b)     Security Ownership of Management

The  following  table sets forth the number of shares owned beneficially on June
12, 2001, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                    Nature of                   Current                  %
Title of Class . .  Name and Address            # Shares     Ownership  Owned (w)
------------------  --------------------------  -----------  ---------  ---------
                    John La Monica
Common Stock,. . .  1719 S. Mannheim Road
 .005 Par Value. .   Des Plaines, IL 60018        11,000,000  Direct           47%
------------------  --------------------------  -----------  ---------  ---------
  Jacques Verhaak
Common Stock,. . .  1719 S. Mannheim Road
 .005 Par Value. .   Des Plaines, IL 60018        10,000,000  Direct           43%
------------------  --------------------------  -----------  ---------  ---------
Common Stock,. . .  All Officers and Directors
 $.005 Par Value .  as a Group                   21,000,000  Direct           90%
------------------  --------------------------  -----------  ---------  ---------




(w) On June 12, 2001, there were 23,493,442 shares of common stock issued and outstanding.





(c)     Changes in Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change of control in the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with management and others
None involving more than $60,000.

(b)     Parents of Small Business Issuer
None.

(c)     Transactions with Promoters
None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements
1. The following financial statements of Trans-Global Holdings, Inc. are included in Part II, Item 7:

Independent Auditors' Report                            8
Balance Sheet-December 31, 2000                         9
Statements of Operations - years ended
     December 31, 2000 and 1999          .             10
Statements of Cash Flows - years ended
     December 31, 2000 and 1999       .                11
Statements of Stockholders Equity (Deficit)- years ended
     December 31, 2000 and 1999                        12
Notes to Financial Statements                       13-16

     2. Exhibits
3. Articles of incorporation and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB filed January 2001.


(b)     Reports on Form 8-K
There were no reports on Form 8-K for the three months ended December 31, 2000.



                           --Signature Page Follows--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TRANS-GLOBAL HOLDINGS, INC.
                                ---------------------------
                                        (Registrant)
Date:  June 12, 2001


                                        /s/ John La Monica
                                        ------------------
                                            John La Monica
                                   Chief Executive Officer

/s/ Jacques Verhaak
-------------------
Jacques Verhaak
President and Director

/s/ Joanne La Monica
--------------------
Joanne La Monica
Secretary