Form 10QSB
period 2001-03-31
TRANS GLOBAL HOLDINGS INC
filed 2001-06-21
CIK 1095674

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  March  31,  2000

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

Commission  File  No:  000-24551
--------------------------------

                           TRANS-GLOBAL HOLDINGS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                   84-0365119
     -----------                                   ----------
(State  or  other  jurisdiction  of              (IRS  Employer
incorporation  or  organization)               identification No.)


               1719 S. Mannheim Road - Des Plaines, Illinois 60018
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (847) 827-5950
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
June  10,  2001:  23,493,442












                                  TRANS-GLOBAL HOLDINGS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS
                            AT MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                   (Unaudited)
                                                                        2001          2000
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       614   $       644
  Note Receivable, Net - Note 4. . . . . . . . . . . . . . . . . .          -0-           -0-

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $       614   $       644
                                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . .  $     3,284   $     3,284
  Due Related Party - Note 5 . . . . . . . . . . . . . . . . . . .        2,500         2,500
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .        5,784         5,784

STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
  Common Stock ($.005 par value, 50,000,000 shares authorized:
   23,493,442 issued and outstanding). . . . . . . . . . . . . . .      117,467       117,467
  Common Stock Subscribed (5,000,000 shares at $.20 per share) . .       25,000        25,000
  Preferred Stock ($.001 par value, 25,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-           -0-
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . .    2,056,794     2,056,794
  Subscriptions Receivable . . . . . . . . . . . . . . . . . . . .   (1,000,000)   (1,000,000)
  Deficit Accumulated During Development Stage . . . . . . . . . .   (1,204,431)   (1,204,401)
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .       (5,170)       (5,140)
------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $       614   $       644
                                                                    ===========   ============
















                                TRANS-GLOBAL HOLDINGS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                            Cumulative-to
                                                                              date since
                                                      2001          2000       inception

OPERATING EXPENSES:
------------------------------------------------
  Advertising. . . . . . . . . . . . . . . . . .  $       -0-   $     1,150   $    15,008
  Bad Debt Provision on Promissory Note - Note 4          -0-           -0-     2,000,000
  General and Administrative . . . . . . . . . .           30         2,150        72,375
  Professional and Consulting Fees . . . . . . .          -0-         1,540       102,544
  Travel . . . . . . . . . . . . . . . . . . . .          -0-         1,403        14,504
    TOTAL EXPENSES . . . . . . . . . . . . . . .           30         6,243     2,204,431

    OPERATING LOSS . . . . . . . . . . . . . . .          (30)       (6,243)   (2,204,431)

OTHER INCOME:
------------------------------------------------
  Gain on Sale of Investment - Note 4. . . . . .          -0-           -0-     1,000,000
    TOTAL OTHER INCOME . . . . . . . . . . . . .          -0-           -0-     1,000,000

    LOSS BEFORE TAXES. . . . . . . . . . . . . .          (30)       (6,243)   (1,204,431)

    INCOME TAX
    (PROVISION) BENEFIT. . . . . . . . . . . . .          -0-           -0-           -0-

    NET LOSS . . . . . . . . . . . . . . . . . .  $       (30)  $    (6,243)  $(1,204,431)
                                                  ============  ============  ============
  Net Loss Per Common Share
  Basic & Fully Diluted. . . . . . . . . . . . .  $       **    $        **   $     (0.10)
                                                  ============  ============  ============
  Weighted Average Common
  Shares Outstanding . . . . . . . . . . . . . .   23,493,442    19,210,150    12,845,100
                                                  ============  ============  ============

** Less than $.01












                            TRANS-GLOBAL HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                     Cumulative to
                                                                      date since
                                                     2001     2000     inception

CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . .  $ (30)  $(6,243)  $(1,204,431)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Common stock issued for services . . . . . . .    -0-       -0-        70,000
    Bad debt provision on promissory note. . . . .    -0-       -0-     2,000,000
    Non-cash gain on sale of investment. . . . . .    -0-       -0-    (1,000,000)
    Increase in operating liabilities:
      Accounts payable and
      accrued expenses . . . . . . . . . . . . . .    -0-       -0-         3,284
      NET CASH USED IN
      OPERATING ACTIVITIES . . . . . . . . . . . .    (30)   (6,243)     (131,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Proceeds from sales of common stock. . . . . . .    -0-       -0-       129,261
  Proceeds from shareholder loan . . . . . . . . .    -0-       -0-         2,500
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . .    -0-       -0-       131,761

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . .    (30)   (6,243)          614

CASH AND CASH EQUIVALENTS:
--------------------------------------------------
      Beginning of period. . . . . . . . . . . . .    644     8,272           -0-
      End of period. . . . . . . . . . . . . . . .  $ 614   $ 2,029   $       614
                                                    ------  --------  ------------

NON-CASH FINANCING ACTIVITIES:
--------------------------------------------------
  Common stock issued for services . . . . . . . .  $ -0-   $   -0-   $    70,000
                                                    ======= ========= ============
  Incurrence of promissory note in connection with
  sale of investment . . . . . . . . . . . . . . .  $ -0-   $   -0-   $ 2,000,000
                                                    ======= ========= ============
  Common stock retired . . . . . . . . . . . . . .  $ -0-   $   -0-   $   500,000
                                                    ======= ========= ============





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           TRANS-GLOBAL HOLDINGS, INC.
                           March 31, 2001 (UNAUDITED)


ITEM  1.
--------

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:



                                 Three               Three
                                 Months Ended        Months Ended      Cumulative-to-date
BASIC& FULLY DILUTED*            March 31, 2001      March 31, 2000    since inception
-------------------------------  ------------------  ----------------  --------------------
Net Loss. . . . . . . . . . . .  $             (30)  $        (6,243)  $        (1,204,431)

Less- preferred stock dividends                -0-               -0-                   -0-
                                 ------------------  ----------------  --------------------

Net Loss. . . . . . . . . . . .  $             (30)  $        (6,243)  $        (1,204,431)
Weighted average number
Of common shares. . . . . . . .         23,493,442        19,210,150            12,845,100
                                 ------------------  ----------------  --------------------

Basic & Fully Diluted*
loss per share. . . . . . . . .  $              **  $              **  $              (.10)
                                 ==================  ================  ====================


*  The  Company  had  no  common  stock equivalents during the periods presented






NOTE  3  -  SUBSCRIPTIONS  RECEIVABLE

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

NOTE  4  -  NOTE  RECEIVABLE

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

NOTE  5  -  GOING  CONCERN

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving the energy and vacation property industries.






General  Description  of  Business
----------------------------------

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

Current  Development  Activities
--------------------------------

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

Results  of  Operations
-----------------------

For  the  three  months  ended  March  31,  2001  and  2000.

Sales

The Company did not have revenues for the three months. Additionally, the Company remains in a development stage as of June 10, 2001.

Income  /  Losses

Net losses for the three months ended March 31, 2000 was a nominal $30 as compared with net losses of $6,243 for the same period in 2000, a decrease of $6,213. The decrease in expenses was primarily due to a reduction in development activity during the first three months of 2001.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenues can be sustained in the future.




Expenses

Total operating expenses for the three months ended March 31, 2001, decreased to $30 from $6,243 for the three months ended March 31, 2000. The nominal expenses for the first three months of the year were attributable to general and administrative charges incurred during the period. In 2000, the Company's general and administrative expenses and professional fees of $2,150 and $1,540, respectively, were primarily associated with re-gaining active trading status on the OTC BB.

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

Liquidity  and  Capital  Resources

Cash flows used in operations were a negative $30 for the three months ended March 31, 2001, and a negative $6,243 for the three months ended March 31, 2000. Negative cash flows from operating activities for the three months ended March 31, 2001 and 2000 are attributable to losses from operations.

The Company has funded its cash needs from inception through March 31, 2001 with a series of debt and equity transactions, including private placements.

The shareholder loan at March 31, 2001 consists of a loan from the Company's Chief Executive Officer toward the Company's general operating expenses. The loan is not evidenced by a written promissory note, but rather is an oral agreement between both parties. The loan is unsecured, bears interest at 6% per annum and is due on demand.

The subscriptions receivable at March 31, 2001 consists of 5,000,000 shares of common stock subscribed by five unrelated investors at $.20 per share. The subscription payments are due six months after the Company re-achieves active trading status on the Over-the-Counter Bulletin Board (OTC BB). The Company anticipates collecting payment in full during the year 2001, however, there can be no assurance that the Company will gain its active trading status on the OTC BB and that the subscriptions will be collected. Failure to receive proceeds from the common stock subscriptions could have a material adverse effect on the Company. In addition, failure to realize such proceeds may force the Company to seek capital elsewhere on less favorable terms or curtail its business plan.

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


PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

The Company was named in a case filed in the United States District Court for the Southern District of Florida with the Securities and Exchange Commission as Plaintiff vs. Globus Group, Inc., Bruce Goreyca A/S/A/ Anthony Dimarco, China Food and Beverage Co., James Tilton, Trans-Global Holdings, Inc., and Jacques Verhaak. The SEC issued an order to refrain from violating the anti-fraud provisions of the securities law and froze the assets of the Globus Group, Inc., Bruce Goreyca, A/K/A/ Anthony Dimarco. The Company believes it was mentioned in the suit because Globus and Dimarco were hired to perform certain advertising and promotional services for the Company. It was alleged that Globus and Dimarco submitted false and misleading information regarding the Company that was beyond the Company's control. The case was closed on June 7, 2001 with no material effects to the corporation.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRANS-GLOBAL  HOLDINGS,  INC.,  INC.
                                        (Registrant)



Date:  June  10,  2001                  __________________________
                                        John  La  Monica
                                        Chief  Executive  Officer