Form 10QSB
period 2001-06-30
TRANS GLOBAL HOLDINGS INC
filed 2001-08-24
CIK 1095674

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  16,  2001:  23,493,442













                                  TRANS-GLOBAL HOLDINGS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS
                             AT JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                  (Unaudited)
                                                                        2001          2000
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,859   $       644
  Note Receivable, Net - Note 4. . . . . . . . . . . . . . . . . .          -0-           -0-

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,859   $       644
                                                                    ===========   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . .  $     3,284   $     3,284
  Due Related Party. . . . . . . . . . . . . . . . . . . . . . . .        2,500         2,500
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .        5,784         5,784

STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
  Common Stock ($.005 par value, 50,000,000 shares authorized:
   23,493,442 issued and outstanding). . . . . . . . . . . . . . .      117,467       117,467
  Common Stock Subscribed (5,000,000 shares at $.20 per share) . .       25,000        25,000
  Preferred Stock ($.001 par value, 25,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-           -0-
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . .    2,056,794     2,056,794
  Subscriptions Receivable - Note 3. . . . . . . . . . . . . . . .   (1,000,000)   (1,000,000)
  Deficit Accumulated During Development Stage . . . . . . . . . .   (1,203,186)   (1,204,401)
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .       (3,925)       (5,140)
------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $     1,859   $       644
                                                                    ===========   ============














                                              TRANS-GLOBAL HOLDINGS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS (UNAUDITED)
                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                                                                      Cumulative-to
                                                 Three months ended June 30, Six months ended June 30,  date since
                                                       2001          2000          2001         2000     inception
OPERATING EXPENSES:
-------------------------------------------------
  Advertising . . . . . . . . . . . . . . . . . .  $       -0-   $       -0-   $       -0-   $      -0-   $    15,008
  Bad debt provision on promissory note - Note 4.          -0-           -0-           -0-          -0-     2,000,000
  General and administrative. . . . . . . . . . .        3,755            84         3,785        5,103        76,130
  Professional and consulting fees. . . . . . . .          -0-         7,026           -0-        7,526       102,544
  Travel. . . . . . . . . . . . . . . . . . . . .          -0-           -0-           -0-          -0-        14,504
  TOTAL EXPENSES. . . . . . . . . . . . . . . . .        3,755         7,110         3,785       12,629     2,208,186
                                                                                                          ------------

  OPERATING LOSS. . . . . . . . . . . . . . . . .       (3,755)       (7,110)       (3,785)     (12,629)   (2,208,186)

OTHER INCOME:
-------------------------------------------------
  Miscellaneous income. . . . . . . . . . . . . .        5,000           -0-         5,000          -0-         5,000
  Gain on sale of investment - Note 4 . . . . . .          -0-           -0-           -0-          -0-     1,000,000
  TOTAL OTHER INCOME. . . . . . . . . . . . . . .        5,000           -0-         5,000          -0-     1,005,000
                                                   ------------  ------------  ------------  -----------  ------------

  INCOME (LOSS) BEFORE TAXES. . . . . . . . . . .        1,245        (7,110)        1,215      (12,629)   (1,203,186)

  INCOME TAX (PROVISION) BENEFIT. . . . . . . . .          -0-           -0-           -0-          -0-           -0-

  NET INCOME (LOSS) . . . . . . . . . . . . . . .  $     1,245   $    (7,110)  $     1,215   $  (12,629)  $(1,203,186)
                                                   ===========   ============  ===========   ===========  ============
  Net income (loss) per common share
  Basic & fully diluted . . . . . . . . . . . . .  $        **   $        **   $        **   $       **   $     (0.09)
                                                   ===========   ============  ===========   ===========  ============
  Weighted average common
  shares outstanding. . . . . . . . . . . . . . .   23,493,442    19,210,150    23,493,442    9,448,161    12,845,100
                                                   ===========   ============   ==========   ===========  ============
** Less than $.01













                             TRANS-GLOBAL HOLDINGS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                           Cumulative to
                                                            date since
                                                       2001     2000      inception
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . .  $1,215  $(12,629)  $(1,203,186)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Common stock issued for services . . . . . . . .     -0-       -0-        70,000
    Bad debt provision on promissory note. . . . . .     -0-       -0-     2,000,000
    Non-cash gain on sale of investment. . . . . . .     -0-       -0-    (1,000,000)
    Increase in operating liabilities:
      Accounts payable and accrued expenses. . . . .     -0-     3,284         3,284
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . . .   1,215    (9,345)     (129,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from sales of common stock. . . . . . . .     -0-       -0-       129,261
  Proceeds from shareholder loan . . . . . . . . . .     -0-     2,500         2,500
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . .     -0-     2,500       131,761

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . . .   1,215    (6,845)        1,859

CASH AND CASH EQUIVALENTS:
----------------------------------------------------
      Beginning of period. . . . . . . . . . . . . .     644     8,272           -0-
      End of period. . . . . . . . . . . . . . . . .  $1,859  $  1,427   $     1,859
                                                      ======= ========  =============

NON-CASH FINANCING ACTIVITIES:
----------------------------------------------------
  Common stock issued for services . . . . . . . . .  $  -0-  $    -0-   $    70,000
                                                      ======= ========  =============
  Incurrence of promissory note in connection with
  sale of investment . . . . . . . . . . . . . . . .  $  -0-  $    -0-   $ 2,000,000
                                                      ======= ========  =============
  Common stock retired . . . . . . . . . . . . . . .  $  -0-  $    -0-   $   500,000
                                                      ======= ========  =============





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           TRANS-GLOBAL HOLDINGS, INC.
                            June 30, 2001 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                       Three          Three          Six           Six
                     Months  Ended  Months  Ended  Months Ended  Months Ended
                     June 30, 2001  June 30, 2000  June 30,2001  June  30, 2000
BASIC     & FULLY DILUTED*
-----     ----------------
Net income (loss)        $      1,245   $     (7,110)  $      1,215 $  (12,629)

Less-  preferred  stock  dividends
                                  -0-            -0-             -0-       -0-

Net income (loss)        $      1,245   $     (7,110)  $      1,215  $ (12,629)

Weighted  average  number
Of  common  shares         23,493,442     19,210,150     23,493,442  9,448,161

Basic  &  Fully  Diluted*
loss  per share          $        **    $        **    $         **  $     **





* The Company had no common stock equivalents during the periods presented **Less than $.01








NOTE  3  -  SUBSCRIPTIONS  RECEIVABLE
-------------------------------------

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

Results  of  Operations
-----------------------

For  the  three  and  six  months  ended  June  30,  2001  and  2000.

Sales

The Company did not have revenues for the three and six months ended June 30, 2001 and 2000. Additionally, the Company remains in a development stage as of August 16, 2001.

Income  /  Losses

Net income for the three months ended June 30, 2001 was $1,245 as compared with net losses of $7,110 for the same period in 2000, an increase of $8,355. The increase in income was primarily due to a reduction in development activity and $5,000 in miscellaneous income received during the second quarter of 2001.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenues can be sustained in the future.




Expenses

Total operating expenses for the three months ended June 30, 2001 decreased to $3,755 from $7,110 for the three months ended June 30, 2000. The expenses for the second three months of the year were attributable to general and administrative charges incurred during the period.

Total operating expenses for the six months ended June 30, 2001 decreased to $3,785 from $12,629 for the six months ended June 30, 2000. In 2000, the Company's general and administrative expenses and professional fees of $5,103 and $7,526, respectively, were primarily associated with re-gaining active trading status on the OTC BB.

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

Liquidity  and  Capital  Resources

Cash flows provided by operations were $1,215 for the six months ended June 30, 2001, and a negative $12,649 for the six months ended June 30, 2000. Negative cash flows from operating activities for the six months ended June 30, 2001 and 2000 are attributable to losses from operations.

The Company has funded its cash needs from inception through June 30, 2001 with a series of debt and equity transactions, including private placements.

The shareholder loan at June 30, 2001 consists of a loan from the Company's Chief Executive Officer toward the Company's general operating expenses. The loan is not evidenced by a written promissory note, but rather is an oral agreement between both parties. The loan is unsecured, bears interest at 6% per annum and is due on demand.

The subscriptions receivable at June 30, 2001 consists of 5,000,000 shares of common stock subscribed by five unrelated investors at $.20 per share. The subscription payments are due six months after the Company re-achieves active trading status on the Over-the-Counter Bulletin Board (OTC BB). The Company anticipates collecting payment in full during the year 2001, however, there can be no assurance that the Company will gain its active trading status on the OTC BB and that the subscriptions will be collected. Failure to receive proceeds from the common stock subscriptions could have a material adverse effect on the Company. In addition, failure to realize such proceeds may force the Company to seek capital elsewhere on less favorable terms or curtail its business plan.

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

None.

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

                                   TRANS-GLOBAL  HOLDINGS,  INC.,  INC.
                                        (Registrant)



Date:  August  16,  2001                __________________________
                                        John  La  Monica
                                        Chief  Executive  Officer