Form 10QSB
period 2001-09-30
TRANS GLOBAL HOLDINGS INC
filed 2001-11-09
CIK 1095674

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 for the transition period from _______ to _______

Commission File No: 000-24551
-----------------------------

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 9, 2001: 23,493,442












                                  TRANS-GLOBAL HOLDINGS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS
                          AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                                                   (Unaudited)
                                                                        2001          2000
                                                                    --------------------------
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
------------------------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,829   $       644
  Note Receivable, Net - Note 4. . . . . . . . . . . . . . . . . .          -0-           -0-

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,829   $       644
                                                                    --------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
  Accounts Payable and Accrued Expenses. . . . . . . . . . . . . .  $    10,309   $     3,284
  Due Related Party. . . . . . . . . . . . . . . . . . . . . . . .        2,500         2,500
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .       12,809         5,784
                                                                    --------------------------
STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
  Common Stock ($.005 par value, 50,000,000 shares authorized:
   23,493,442 issued and outstanding). . . . . . . . . . . . . . .      117,467       117,467
  Common Stock Subscribed (5,000,000 shares at $.20 per share) . .       25,000        25,000
  Preferred Stock ($.001 par value, 25,000,000 shares authorized:
   none issued and outstanding). . . . . . . . . . . . . . . . . .          -0-           -0-
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . .    2,056,794     2,056,794
  Subscriptions Receivable . . . . . . . . . . . . . . . . . . . .   (1,000,000)   (1,000,000)
  Deficit Accumulated During Development Stage . . . . . . . . . .   (1,210,241)   (1,204,401)
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .      (10,980)       (5,140)
------------------------------------------------------------------
                                                                    --------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $     1,829   $       644
                                                                    --------------------------















                                       TRANS-GLOBAL HOLDINGS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                                         Cumulative-to
                                 Three months ended Sept. 30,  Nine months ended Sept. 30,  date since
                                         2001          2000          2001         2000      inception
OPERATING EXPENSES:
-----------------------------------
  Advertising . . . . . . . . . . .  $       -0-   $       -0-   $       -0-   $      -0-   $    15,008
  Bad debt provision on promissory
  note - Note D . . . . . . . . . .          -0-           -0-           -0-          -0-     2,000,000
  General and administrative. . . .        7,055         2,085        10,840        7,188        83,185
  Professional and consulting fees.          -0-         2,500           -0-       10,026       102,544
  Travel. . . . . . . . . . . . . .          -0-           -0-           -0-          -0-        14,504
  TOTAL EXPENSES. . . . . . . . . .        7,055         4,585        10,840       17,214     2,215,241
                                    --------------------------------------------------------------------

  OPERATING LOSS. . . . . . . . . .       (7,055)       (4,585)      (10,840)     (17,214)   (2,215,241)
                                    --------------------------------------------------------------------
OTHER INCOME:
-----------------------------------
  Miscellaneous income. . . . . . .          -0-           -0-         5,000          -0-         5,000
  Gain on sale of investment. . . .          -0-           -0-           -0-          -0-     1,000,000
  TOTAL OTHER INCOME. . . . . . . .          -0-           -0-         5,000          -0-     1,005,000
                                     ------------  ------------  ------------  -----------  ------------

  LOSS BEFORE TAXES . . . . . . . .       (7,055)       (4,585)       (5,840)     (17,214)   (1,210,241)
  INCOME TAX BENEFIT. . . . . . . .          -0-           -0-           -0-          -0-           -0-
  NET INCOME (LOSS) . . . . . . . .  $    (7,055)  $    (4,585)  $    (5,840)  $  (17,214)  $(1,210,241)
                                     ------------  ------------  ------------  -----------  ------------

  Net loss per common share
  Basic & fully diluted . . . . . .  $        **   $        **   $        **   $       **   $     (0.09)
                                    --------------------------------------------------------------------
  Weighted average common
  shares outstanding. . . . . . . .   23,493,442    10,448,161    23,493,442    9,748,161    15,445,100
                                    --------------------------------------------------------------------
** Less than $.01









                              TRANS-GLOBAL HOLDINGS, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                        Cumulative to
                                                                           date since
                                                        2001      2000      inception
                                                      ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------
  Net income (loss). . . . . . . . . . . . . . . . .  $(5,840)  $(17,214)  $(1,210,241)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Common stock issued for services . . . . . . . .      -0-        -0-        70,000
    Bad debt provision on promissory note. . . . . .      -0-        -0-     2,000,000
    Non-cash gain on sale of investment. . . . . . .      -0-        -0-    (1,000,000)
    Increase in operating liabilities:
      Accounts payable and accrued expenses. . . . .    7,025      7,586        10,309
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES . . . . . . . . . . . . .    1,185     (9,628)     (129,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------
  Proceeds from sales of common stock. . . . . . . .      -0-        -0-       129,261
  Proceeds from shareholder loan . . . . . . . . . .      -0-      2,500         2,500
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . .      -0-      2,500       131,761

      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . . .    1,185     (7,128)        1,829

CASH AND CASH EQUIVALENTS:
----------------------------------------------------
      Beginning of period. . . . . . . . . . . . . .      644      8,272           -0-
      End of period. . . . . . . . . . . . . . . . .  $ 1,829   $  1,144   $     1,829
                                                      --------  ---------  ------------

NON-CASH FINANCING ACTIVITIES:
----------------------------------------------------
  Common stock issued for services . . . . . . . . .  $   -0-   $    -0-   $    70,000
                                                      --------  ---------  ------------
  Incurrence of promissory note in connection with
  sale of investment . . . . . . . . . . . . . . . .  $   -0-   $    -0-   $ 2,000,000
                                                      --------  ---------  ------------
  Common stock retired . . . . . . . . . . . . . . .  $   -0-   $    -0-   $   500,000
                                                      --------  ---------  ------------





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           TRANS-GLOBAL HOLDINGS, INC.
                         September 30, 2001 (UNAUDITED)

ITEM 1.
-------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

BASIC & FULLY DILUTED*
-----------------------
                      Three          Three          Nine          Nine
                      Months Ended Months Ended Months Ended Months Ended Sept. 30, 2001 Sept. 30, 2000 Sept.30, 2001 Sept. 30,2000
                      ---------------------------------------------------------
Net income (loss)      $     (7,055) $      (4,585)  $    (5,840) $    (17,214)

Less- preferred stock dividends
                               -0-            -0-           -0-           -0-
                      ---------------------------------------------------------

Net income (loss)      $     (7,055) $      (4,585)  $    (5,840) $    (17,214)
                      ---------------------------------------------------------
Weighted average number
Of common shares         23,493,442     10,448,161    23,493,442     9,748,161
                      ---------------------------------------------------------
Basic & Fully Diluted*
loss per share         $       **    $         **    $      **    $        **
                       ========================================================

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






General Description of Business
-------------------------------

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

Results  of  Operations
-----------------------

For  the  three  and  nine  months  ended  September  30,  2001  and  2000.

Sales

The Company did not have revenues for the three and nine months ended September 30, 2001 and 2000. Additionally, the Company remains in a development stage as of November 9, 2001.

Income  /  Losses

Net loss for the three months ended September 30, 2001 was $7,055 as compared with net losses of $4,585 for the same period in 2000, an increase of $2,470. The increase in net loss was primarily due to a increase in development activity during the period, including expenses relating to gaining active trading status on the Over-the-Counter Bulletin Board. Net loss for the nine months ended September 30, 2001 included $5,000 in miscellaneous income received during the second quarter of 2001.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenues can be sustained in the future.




Expenses

Total operating expenses for the three months ended September 30, 2001 increased to $7,055 from $4,585 for the three months ended September 30, 2000. The expenses for the second three months of the year were attributable to general and administrative charges incurred during the period.

Total operating expenses for the nine months ended September 30, 2001 decreased to $10,840 from $17,214 for the nine months ended September 30, 2000. In 2000, the Company's general and administrative expenses and professional fees of $7,188 and $10,026, respectively, were primarily associated with re-gaining active trading status on the OTC BB.

The Company expects slight increases in overall expenses through 2001 as the Company moves toward increasing development and marketing of its products and services.

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

Liquidity and Capital Resources

Cash flows provided by operations were $1,185 for the nine months ended September 30, 2001, and a negative $9,628 for the nine months ended September 30, 2000. Cash flows from operating activities for the nine months ended September 30, 2001 and 2000 are attributable to losses from operations somewhat offset by increases in accounts payable.

The Company has funded its cash needs from inception through September 30, 2001 with a series of debt and equity transactions, including private placements.

The shareholder loan at September 30, 2001 consists of a loan from the Company's Chief Executive Officer toward the Company's general operating expenses. The loan is not evidenced by a written promissory note, but rather is an oral agreement between both parties. The loan is unsecured, bears interest at 6% per annum and is due on demand.

The subscriptions receivable at September 30, 2001 consists of 5,000,000 shares of common stock subscribed by five unrelated investors at $.20 per share. The subscription payments are due six months after the Company re-achieves active trading status on the Over-the-Counter Bulletin Board (OTC BB). The Company anticipates collecting payment in full during the year 2001, however, there can be no assurance that the Company will gain its active trading status on the OTC BB and that the subscriptions will be collected. Failure to receive proceeds from the common stock subscriptions could have a material adverse effect on the Company. In addition, failure to realize such proceeds may force the Company to seek capital elsewhere on less favorable terms or curtail its business plan.

The Company will substantially rely on the existence of revenue from its proposed operations and proceeds from its capital raising efforts. The Company projects that current and projected revenues and capital reserves will not sustain it for 12 months. If the projected revenues of its operations fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second half of 2001 will significantly affect the cash position of the Company and move the Company toward a position where the raising of additional funds through equity or debt financing will be necessary.

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


PART II. OTHER INFORMATION
--------

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

                                   TRANS-GLOBAL HOLDINGS, INC.
                                   ---------------------------
                                        (Registrant)


                                        /s/ John La Monica
Date:  November 9, 2001                 __________________________
                                        John La Monica
                                        Chief Executive Officer